Form 10-Q
period 2003-06-30
UAG CONNECTICUT I LLC
filed 2003-08-14
CIK 1172196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number

UAG Connecticut I, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	06-1589742
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2555 Telegraph Road, Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified therein.

PART I
1. Financial Statements and Supplementary Data (unaudited)
Condensed Balance Sheets as of June 30, 2003 and December 31, 2002
Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002
Condensed Statements of Cash Flow for the six months ended June 30, 2003 and 2002
Condensed Statement of Members’ Capital for the six months ended June 30, 2003
Notes to Condensed Financial Statements
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
4. Controls and Procedures
PART II
1. Legal Proceedings
6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Certificate of Formation dated July 11, 2000
First Amended and Restated Limited Liability
Letter Agreement Dated April 1, 2003
Letter Agreement Dated April 1, 2003
Form of Audi Dealer Sales and Service Agreement
Form of Car Retailer Agreement
Form Truck Retailer Agreement
Form of Porsche Sales and Service Agreement
Indenture Dated as of March 18, 2002
Form of 9 5/8 Senior Subordinated Note
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I

1.	Financial Statements and Supplementary Data (unaudited)
	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002	4
	Condensed Statements of Cash Flow for the six months ended June 30, 2003 and 2002	5
	Condensed Statement of Members’ Capital for the six months ended June 30, 2003	6
	Notes to Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
4.	Controls and Procedures	14

PART II

1.	Legal Proceedings	15
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	15
	Signatures	16

UAG CONNECTICUT I, LLC

CONDENSED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$481	$454
Accounts receivable, net	6,485	6,340
Inventories	25,862	30,307
Other current assets	756	6

Total current assets	33,584	37,107
Property and equipment, net	3,367	2,922
Goodwill	20,738	20,738
Other assets	251	1

Total Assets	$57,940	$60,768

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$25,979	$30,492
Accounts payable	1,780	1,115
Accrued expenses	3,578	3,454

Total current liabilities	31,337	35,061
Long-term debt	21,361	21,361
Other long-term liabilities	20	14

Total Liabilities	52,718	56,436
Commitments and Contingencies
Members’ Capital
Members Capital	5,222	4,332

Total Liabilities and Members’ Capital	$57,940	$60,768

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

New vehicle sales	$25,262	$26,707	$48,180	$50,548
Used vehicle sales	7,657	7,946	13,321	14,326
Finance and insurance	483	372	814	682
Service and parts	6,429	5,934	12,016	11,309
Wholesale vehicle sales	1,345	1,881	3,327	2,863

Total revenues	41,176	42,840	77,658	79,728
Cost of sales	34,801	36,879	65,939	68,419

Gross profit	6,375	5,961	11,719	11,309
Selling, general and administrative expenses	4,558	4,480	8,942	8,840

Operating income	1,817	1,481	2,777	2,469
Floor plan interest expense	(185)	(163)	(367)	(332)
Other interest expense	(180)	(267)	(360)	(534)

Net income	$1,452	$1,051	$2,050	$1,603

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$2,050	$1,603
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	225	159
Changes in operating assets and liabilities:
Accounts receivable	(145)	61
Inventories	4,445	913
Floor plan notes payable	(4,513)	(2,986)
Accounts payable and accrued expenses	789	2,309
Other	(994)	(1,028)

Net cash provided by operating activities	1,857	1,031

Investing activities:
Proceeds from sale of property and equipment	—	1,473
Purchase of property and equipment	(670)	(262)

Net cash (used in) provided by investing activities	(670)	1,211

Financing activities:
Distributions	(1,160)	(2,286)

Net change in cash and cash equivalents	27	(44)

Cash and cash equivalents, beginning of period	454	44

Cash and cash equivalents, end of period	$481	$—

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(In Thousands)
(Unaudited)

		Total
	Retained	Members'
	Earnings	Capital

Balances, January 1, 2003	$4,332	$4,332
Distributions	(1,160)	(1,160)
Net income	2,050	2,050

Balances, June 30, 2003	$5,222	$5,222

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

     Organization

     UAG Connecticut I, LLC (“UAG Connecticut I” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates three dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interests in the Company are held by an entity controlled by Lucio M. Noto.

     Basis of Presentation

     The information presented as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of UAG Connecticut I believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year.

     New Accounting Pronouncements

     In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor“ (“EITF 02-16”) which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. The adoption of EITF 02-16 did not have any impact on the Company’s results of operations, financial position or cash flows.

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The adoption of FIN 45 did not have any impact on the Company’s results of operations, financial position or cash flows.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

     Goodwill

     Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

2. Inventories

     Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

New vehicles	$21,652	$25,165
Used vehicles	2,776	3,652
Parts, accessories and other	1,434	1,490

Total inventories	$25,862	$30,307

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the condensed statements of cash flows:

	Six Months Ended
	June 30,

	2003	2002

Cash paid for interest	$367	$332

4. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired UAG Connecticut I. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.34% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements, as well as the Company's member interests are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $109 and $218 were charged to UAG Connecticut I by UAG or its affiliates during the three and six months ended June 30, 2003 and 2002, respectively

     In April 2003, an entity controlled by one of UAG’s directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in UAG Connecticut I, which entitles the investor to 20% of the operating profits of UAG Connecticut I. In addition, the investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to Automotive Group Realty, LLC (“AGR”), the landlord of the facility at which the dealerships operate and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I.

     The Company has entered into sale-leasebook transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation, relating to the property and improvements from which the Company operates. Lease payments to AGR totaled approximately $300 and $800 and $350 and $700 for the three and six months ended June 30, 2003 and 2002, respectively.

6. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     UAG Connecticut I, LLC is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates three dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche.

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”).

     New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt incurred by UAG when it acquired UAG Connecticut I.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues

     Total revenues decreased $1.6 million, or 3.9%, from $42.8 million to $41.2 million.

     New vehicle retail revenues decreased by $1.4 million, or 5.4%, from $26.7 million to $25.3 million. The decline in new vehicle retail revenues was due primarily to a 8.6% decrease in unit sales versus the prior year.

     Used vehicle retail revenues decreased by $0.2 million, or 3.6%, from $7.9 million to $7.7 million. The decline in used vehicle retail revenues was due primarily to a decrease in unit sales price versus the prior year. Wholesale revenue decreased $0.6 or 28.5%, from $1.9 million to $1.3 million.

     Finance and insurance revenues increased by $0.1 million, or 29.8%, from $0.4 million to $0.5 million. This increase was due principally to increased penetration of finance and insurance product sales.

     Service and parts revenues increased by $0.5 million, or 8.3%, from $5.9 million to $6.4 million. The increase is due primarily to increased utilization of our facilities.

     Gross Profit

     Gross profit increased by $0.4 million, or 7.0%, from $6.0 million to $6.4 million. The increase in gross profit is due primarily to increased gross margin on vehicle sales, an increase in finance and insurance revenues and increased margin on parts and service revenue, offset somewhat by the decrease in new and used retail unit sales. Gross profit as a percentage of revenues increased from 13.9% to 15.5%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the relative proportion of service and parts sales to total sales and increased penetration of finance and insurance product sales.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.1 million, or 1.7%, from $4.5 million to $4.6 million. Such expenses increased as a percentage of total revenue from 10.5% to 11.1%, and decreased as a percentage of gross profit from 75.1% to 71.5%. The aggregate increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased finance and insurance and service and parts revenues and increased insurance costs offset somewhat by decreased variable expenses as a result of the decrease in new and used retail unit sales.

     Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

     Other Interest Expense

     Other interest expense decreased by $0.1 million, or 32.6%, from $0.3 million to $0.2 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues

     Total revenues decreased $2.0 million, or 2.6%, from $79.7 million to $77.7 million.

     New vehicle retail revenues decreased by $2.3 million, or 4.7%, from $50.5 million to $48.2 million. The decline in new vehicle retail revenues was due primarily to a 9.1% decrease in unit sales versus the prior year which management believes was caused by severe weather in February.

     Used vehicle retail revenues decreased by $1.0 million, or 7.0%, from $14.3 million to $13.3 million. The decline in used vehicle retail revenues was due primarily to a decrease in the average unit sales price, offset in part by a 5.8% increase in retail unit sales versus the prior year. Wholesale revenue increased $0.4, or 16.2%, from $2.9 million to $3.3 million.

     Finance and insurance revenues increased by $0.1 million, or 19.3%, from $0.7 million to $0.8 million. This increase was due principally to increased penetration of finance and insurance product sales.

     Service and parts revenues increased by $0.7 million, or 6.3%, from $11.3 million to $12.0 million. The increase is due primarily to increased utilization of our facilities.

     Gross Profit

     Gross profit increased by $0.4 million, or 3.6%, from $11.3 million to $11.7 million. The increase in gross profit is due primarily to increases in finance and insurance and service and parts revenues, offset somewhat by the decrease in new and used retail revenues. Gross profit as a percentage of revenues increased from 14.2% to 15.1%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the relative proportion of service and parts sales to total sales and increases in penetration of financial and insurance product sales.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.1 million, or 1.2%, from $8.8 million to $8.9 million. Such expenses increased as a percentage of total revenue from 11.1% to 11.5%, and decreased as a percentage of gross profit from 78.2% to 76.3%. The aggregate increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased finance and insurance and service and parts revenues, increased depreciation and amortization from increased capital expenditures and increased insurance costs, offset in part by decreased variable expenses as a result of the decrease in new and used retail revenues.

     Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

     Other Interest Expense

     Other interest expense decreased by $0.1 million, or 32.6%, from $0.5 million to $0.4 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the Company in the event cash flow from operations is not sufficient to fund working capital requirements.

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $26.0 million as of June 30, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements as well as our member interests are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

     During the six months ended June 30, 2003, net cash provided by operating activities amounted to $1.9 million. Net cash used in investing activities during the six month ended June 30, 2003 totaled $0.7 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash used in financing activities during the six months ended June 30, 2003 was $1.2 million, consisting solely of distributions.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

Distributions

     We are required to make distributions to our members pursuant to our operating agreement.

Cyclicality

     Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealerships experience relatively modest seasonal fluctuations.

New Accounting Pronouncements

     See Note 1, “Interim Financial Statements,” of the Notes to Condensed Financial Statements.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

     We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and Securities and Exchange Commission rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits
	3.1	Certificate of Formation dated July 11, 2000
	3.2	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC
	10.1	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein
	10.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC
	10.3	Form of Audi Dealer Sales and Service Agreement, including Standard Provisions
	10.4	Form of Mercedes-Benz USA, LLC Passenger and Car Retailer Agreement, including Standard Provisions
	10.5	Form of Mercedes-Benz USA, LLC Light Truck Retailer Agreement, including Standard Provisions
	10.6	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions
	10.7	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the Guarantors named therein and Bank One Trust Company, N.A., as Trustee
	10.8	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Connecticut I, LLC)
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAG CONNECTICUT I, LLC
By: /s/ A. ANDREW SHAPIRO

A. Andrew Shapiro
President
(Principal Executive Officer)
Date: August 14, 2003
By: /s/ SCOTT CARLSSON

Scott Carlsson
Secretary and Treasurer
(Principal Financial Officer)
Date: August 14, 2003

EXHIBIT INDEX

(a)	Exhibits
	3.1	Certificate of Formation dated July 11, 2000
	3.2	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC
	10.1	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein
	10.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC
	10.3	Form of Audi Dealer Sales and Service Agreement, including Standard Provisions
	10.4	Form of Mercedes-Benz USA, LLC Passenger and Car Retailer Agreement, including Standard Provisions
	105	Form of Mercedes-Benz USA, LLC Light Truck Retailer Agreement, including Standard Provisions
	10.6	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions
	10.7	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the Guarantors named therein and Bank One Trust Company, N.A., as Trustee
	10.8	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Connecticut I, LLC)
	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002