Form 10-Q
period 2003-09-30
UAG CONNECTICUT I LLC
filed 2003-11-13
CIK 1172196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission file number 333-87452-66

UAG Connecticut I, LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1589742 (I.R.S. Employer Identification No.)
2555 Telegraph Road, Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified therein.

PART I
1. Financial Statements and Supplementary Data (unaudited)
Condensed Balance Sheets as of September 30, 2003 and December 31, 2002
Condensed Statements of Income for the three and nine months ended September 30, 2003 and 2002
Condensed Statements of Cash Flow for the nine months ended September 30, 2003 and 2002
Condensed Statement of Members’ Capital for the nine months ended September 30, 2003
Notes to Condensed Financial Statements
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
4. Controls and Procedures
PART II
1. Legal Proceedings
6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO & CFO

	PART I

1.	Financial Statements and Supplementary Data (unaudited)
	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three and nine months ended
	September 30, 2003 and 2002	4
	Condensed Statements of Cash Flow for the nine months ended September
	30, 2003 and 2002	5
	Condensed Statement of Members’ Capital for the nine months ended
	September 30, 2003	6
	Notes to Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
4.	Controls and Procedures	16

	PART II

1.	Legal Proceedings	17
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	17
	Signatures	18

UAG CONNECTICUT I, LLC
CONDENSED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$415	$454
Accounts receivable, net	5,254	6,072
Inventories	21,498	30,307
Other current assets	12	6

Total current assets	27,179	36,839
Property and equipment, net	3,376	2,922
Goodwill	20,738	20,738
Other assets	301	1

Total Assets	$51,594	$60,500

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$19,405	$30,492
Accounts payable	1,468	1,115
Accrued expenses	3,788	3,454

Total current liabilities	24,661	35,061
Long-term debt	21,361	21,361
Other long-term liabilities	21	15

Total Liabilities	46,043	56,437
Commitments and Contingencies
Members’ Capital
Members Capital	5,551	4,063

Total Liabilities and Members’ Capital	$51,594	$60,500

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC
CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

New vehicle sales	$26,570	$26,909	$74,750	$77,457
Used vehicle sales	7,735	7,088	21,056	21,414
Finance and insurance	567	398	1,381	1,080
Service and parts	6,477	5,983	18,493	17,292
Wholesale vehicle sales	895	2,080	4,222	4,943

Total revenues	42,244	42,458	119,902	122,186
Cost of sales	35,774	36,670	101,713	105,089

Gross profit	6,470	5,788	18,189	17,097
Selling, general and administrative expenses	4,849	4,414	13,791	13,254

Operating income	1,621	1,374	4,398	3,843
Floor plan interest expense	(145)	(135)	(512)	(467)
Other interest expense	(180)	(267)	(540)	(801)

Net income	$1,296	$972	$3,346	$2,575

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC
CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$3,346	$2,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	242
Changes in operating assets and liabilities:
Accounts receivable	818	1,153
Inventories	8,809	6,266
Floor plan notes payable	(11,087)	(8,320)
Accounts payable and accrued expenses	679	1,371
Other	(292)	(42)

Net cash provided by operating activities	2,608	3,245

Investing activities:
Proceeds from sale of property and equipment	—	722
Purchase of property and equipment	(789)	—

Net cash (used in) provided by investing activities	(789)	722

Financing activities:
Distributions	(1,858)	(4,011)

Net change in cash and cash equivalents	(39)	(44)

Cash and cash equivalents, beginning of period	454	44

Cash and cash equivalents, end of period	$415	$—

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC
CONDENSED STATEMENT OF MEMBERS’ CAPITAL
(In Thousands)
(Unaudited)

Members'
Capital

Balance, January 1, 2003	$4,063
Distributions	(1,858)
Net income	3,346

Balance, September 30, 2003	$5,551

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

Organization

     UAG Connecticut I, LLC (“UAG Connecticut I” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates three dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interests in the Company are held by Noto Holdings, LLC. UAG Connecticut I is operated pursuant to an operating agreement (the “Operating Agreement”) between UAG and Noto Holdings, LLC.

Basis of Presentation

     The information presented as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of UAG Connecticut I believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year.

Significant Accounting Policies

     The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements of UAG that are included in UAG’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.

Intangible Assets

     Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

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

2. Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

New vehicles	$17,049	$25,165
Used vehicles	2,970	3,652
Parts, accessories and other	1,479	1,490

Total inventories	$21,498	$30,307

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the condensed statements of cash flows:

	Nine Months Ended
	September 30,

	2003	2002

Cash paid for interest	$512	$467

4. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired UAG Connecticut I. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.34% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

5. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $109 and $326 were charged to the Company by UAG or its affiliates during the three and nine months, respectively, ended September 30, 2003 and 2002.

     In April 2003, Noto Holdings, LLC, an entity controlled by one of UAG’s directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in UAG Connecticut I, which entitles the investor to 20% of the operating profits of UAG Connecticut I. In addition, the investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to Automotive Group Realty, LLC (“AGR”), the landlord of the facility at which the dealerships operate and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I.

6. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     UAG Connecticut I, LLC (“UAG Connecticut I” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other third-party aftermarket products. The Company operates three dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche.

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”).

     New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts sales. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt incurred by UAG when it acquired UAG Connecticut I.

Significant Accounting Policies

     The Company’s significant accounting policies are discussed in the Management’s Discussion and Analysis that is included in UAG’s 2002 Annual Report on Form 10-K that is filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues

     Total revenues decreased $0.3 million, or 0.5%, from $42.5 million to $42.2 million.

     New vehicle retail revenues decreased by $0.3 million, or 1.3%, from $26.9 million to $26.6 million. The decline in new vehicle retail revenues was due primarily to a 3.1% decrease in unit sales versus the prior year, offset somewhat by a $900 increase in the average selling price per unit.

     Used vehicle retail revenues increased by $0.6 million, or 9.1%, from $7.1 million to $7.7 million. The increase in used vehicle retail revenues was due primarily to a 44.6% increase in unit sales versus the prior year, offset by a $9,000 decrease in the average selling price per unit. The decrease in the average selling price per unit was due mainly to a shift in the sale of certain vehicles received from trade-ins from wholesale channels to more profitable internet and retail channels. Wholesale revenue decreased $1.2 million, or 57.0%, from $2.1 million to $0.9 million.

     Finance and insurance revenues increased by $0.2 million, or 42.5%, from $0.4 million to $0.6 million. This increase was due principally to increased finance and insurance product sales penetration.

     Service and parts revenues increased by $0.5 million, or 8.3%, from $6.0 million to $6.5 million. The increase is due primarily to increased utilization of our facilities and productivity enhancements.

Gross Profit

     Gross profit increased by $0.7 million, or 11.8%, from $5.8 million to $6.5 million. The increase in gross profit is due to increased gross margin on used vehicle sales, an increase in finance and insurance revenues and increased parts and service revenue.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.4 million, or 9.9%, from $4.4 million to $4.8 million. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increase of retail gross profit.

Interest Expense

     Interest expense decreased by $0.1 million, or 19.2%, from $0.4 million to $0.3 million. The decrease is due to a decrease in our weighted average interest rate during 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 Revenues

     Total revenues decreased $2.3 million, or 1.9%, from $122.2 million to $119.9 million.

     New vehicle retail revenues decreased by $2.7 million, or 3.5%, from $77.5 million to $74.8 million. The decline in new vehicle retail revenues was due primarily to a 7.0% decrease in unit sales versus the prior year, which management believes was caused in part by increased competition in our sales area, offset somewhat by an $1,800 increase in the average selling price per unit.

     Used vehicle retail revenues decreased by $0.3 million, or 1.7%, from $21.4 million to $21.1 million. The decline in used vehicle retail revenues was due primarily to a $6,500 decrease in the average unit sales price, offset in part by an 18.8% increase in retail unit sales versus the prior year. The decrease in the average selling price per unit was due mainly to a shift in the sale of certain vehicles received from trade-ins from wholesale channels to more profitable internet and retail channels. Wholesale revenue decreased $0.7 million, or 14.6%, from $4.9 million to $4.2 million.

     Finance and insurance revenues increased by $0.3 million, or 27.9%, from $1.1 million to $1.4 million. This increase was due principally to increased finance and insurance product sales penetration.

     Service and parts revenues increased by $1.2 million, or 6.9%, from $17.3 million to $18.5 million. The increase is due primarily to increased utilization of our facilities and productivity enhancements.

Gross Profit

     Gross profit increased by $1.1 million, or 6.4%, from $17.1 million to $18.2 million. The increase in gross profit is due to increased gross margin on used vehicle sales, an increase in finance and insurance revenues and increased parts and service revenue.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.5 million, or 4.1%, from $13.3 million to $13.8 million. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increase of retail gross profit.

Interest Expense

     Interest expense decreased by $0.2 million, or 17.0%, from $1.3 million to $1.1 million. The decrease is due to a decrease in our weighted average interest rate during 2003.

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

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $19.4 million as of September 30, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements and our member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

     During the nine months ended September 30, 2003, net cash provided by operating activities amounted to $2.6 million. Net cash used in investing activities during the nine months ended September 30, 2003 totaled $0.8 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash used in financing activities during the nine months ended September 30, 2003 was $1.9 million, consisting solely of distributions.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealerships experience relatively modest seasonal fluctuations.

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

     We finance substantially all of our inventory through revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

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

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. In the third quarter we enhanced our internal controls by documenting an internal policy that generally requires review and approval of all original accounting entries. Other than this addition, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAG CONNECTICUT I, LLC

	By:	/s/ A. ANDREW SHAPIRO

A. Andrew Shapiro
President
(Principal Executive Officer)
Date: November 13, 2003

	By:	/s/ SCOTT CARLSSON

Scott Carlsson
Treasurer
(Principal Financial Officer)
Date: November 13, 2003

EXHIBIT INDEX

Exhibits
31.1	Certification pursuant to section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes- Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes- Oxley Act of 2002