Form 10-K
period 2003-12-31
UAG CONNECTICUT I LLC
filed 2004-03-30
CIK 1172196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to              .

Commission file number 333-87452-112

UAG CONNECTICUT I, LLC

(Exact name of registrant as specified in its charter)

Delaware	06-1589742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2555 Telegraph Road	48302-0954
Bloomfield Hills, Michigan
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes [  ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was $0.0.

The registrant meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K (as modified by grants of no action relief) and is therefore filing this form with the reduced disclosure format specified therein.

PART I

Item 1. Business

Overview

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

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interests in the Company are held by Noto Holdings, LLC an entity controlled by one of UAG's directors. UAG Connecticut I is operated pursuant to an operating agreement (the “Operating Agreement”) between UAG and Noto Holdings, LLC.

     UAG is the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2004, UAG owned and operated 137 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. UAG offers a full range of vehicle brands, with the majority of its revenues in 2003 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus, Mercedes, Audi and Porsche. For a complete discussion of UAG, see its 2003 annual report on Form 10-K and its other reports filed with the Securities and Exchange Commission, which reports are available through its website “UnitedAuto.com.”

Dealership Operations

     New Vehicle Sales. Our customers may finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

     Used Vehicle Sales. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. To improve customer confidence in our used vehicle inventory, we participate in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.

     Finance and Insurance Sales and Other Aftermarket Products. We are capable of arranging third-party financing for our customers’ vehicle purchases, selling vehicle extended care service contracts and arranging insurance in connection with vehicle financing. We provide financing and insurance services to our customers through third parties, including manufacturers’ captive finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and fabric protectors.

     Service and Parts Sales. We generate service and parts sales primarily for the vehicle models sold at our dealerships. We perform both warranty and non-warranty work. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.

Marketing

     We believe that our marketing programs have contributed to our sales growth. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. In addition, automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships.

Agreements with Vehicle Manufacturers

     We operate under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically, the owner of a dealership may not be changed without the manufacturer’s consent.

     In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Franchise agreements typically expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s ownership or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

     Our agreements with manufacturers usually give the manufacturers the right, under some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In general, our agreements with major manufacturers limit our ability to sell significant percentages of our voting stock or significant percentages of the assets relating to our franchises to any other person or entity (other than for passive investment) or another manufacturer, engage in other extraordinary corporate transactions (such as a merger, reorganization or sale of a material amount of assets) or change of control of our board of directors. In addition, the manufacturers may have a right of first refusal if we propose to sell our franchises to a third party. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, our capital stock to lenders.

Competition

     For new vehicle sales, we compete primarily with other franchised dealers in our marketing area. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on advertising and merchandising, sales expertise, service reputation and location of our dealership to sell new vehicles. Our market includes a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than us.

     For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle “superstores” for supply and resale of used vehicles.

     We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

     We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised service center chains and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

     We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers, as well as by other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

     As of December 31, 2003, we employed approximately 194 people, none of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and equity incentives grants of UAG. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Environmental Matters

     We are subject to a wide range of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

     Our operations involving the management of hazardous and other environmentally sensitive materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Various health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to our operations.

     We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

     We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are complex and subject to change. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

     Due to the nature of the automotive retail industry and the large inventory maintained by dealerships, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Other potential liabilities arising out of our operations involve claims of employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

     Accordingly, we participate in UAG liability and property insurance programs subject to specified deductibles and loss retentions. We also participate in UAG umbrella liability insurance programs to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on UAG programs results of operations, financial condition or cash flows.

Item 2. Properties

     We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease our facilities. The leases cover facilities for new and used vehicle sales facilities, vehicle service/collision repair operations, storage, and general office use. These leases are for periods of between five and ten years, and are structured to include renewal options for an additional five to ten years in our favor.

Item 3. Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

  Omitted pursuant to General Instruction I to Form 10-K (the “Instruction”).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     UAG Connecticut I, LLC’s equity securities are not publicly traded. The Company files reports under the Securities and Exchange Act of 1934, as amended, because of its status as a non-wholly owned subsidiary guarantor of UAG’s $300.0 million Senior Subordinated Notes due 2012.

     The Company periodically makes pro rata distributions to its owners in accordance with the Operating Agreement. The Company’s ability to make such distributions is dependent upon the earnings of our dealership operations and their ability to distribute earnings and other advances and payments. Also, pursuant to the franchise agreements to which our dealerships are subject, we are required to maintain a certain amount of working capital, which could limit our ability to make distributions. Any future determination to make distributions will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant.

Item 6. Selected Consolidated Financial Data

Omitted pursuant to the Instruction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate a collision repair center and sell various third-party aftermarket products, including finance, warranty, extended service and other insurance contracts. New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and collision repairs.

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

          Floor plan interest expense relates to indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on debt due to UAG.

Critical Accounting Policies

          The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management’s determination that modifications in assumptions and estimates are appropriate may result in a material change in our future results of operations or financial position as reported in the financial statements.

          Following is a summary of the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

     We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to us are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

     We arrange financing for customers through various financial institutions and receive a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. We also receive commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Goodwill

     Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occured. If our carrying amount is determined to exceed its fair value, an impairment loss is recognized.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. We do not expect SFAS No. 149 to have a material impact on our consolidated financial position, result of operations or cash flows.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). We do not expect SFAS No. 150 to have a material impact on our consolidated financial position, result of operations or cash flows.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. We do not expect FIN 46 to have a material impact on our consolidated financial position, result of operations or cash flows.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues

     Total revenues increased $1.2 million, or 0.8%, from $161.0 million to $162.2 million.

     New vehicle retail revenues increased $0.6 million, or 0.5%, from $102.7 million to $103.3 million. The increase in new vehicle retail revenues was due primarily to a $1,600 increase in the average selling price per new unit retailed, offset somewhat by a 2.7% decrease in unit sales versus the prior year.

     Used vehicle retail revenues decreased $1.6 million, or 5.8%, from $27.5 million to $25.9 million. The decrease in used vehicle retail revenues was due primarily to a $5,500 decrease in the average selling price per used unit retailed, offset somewhat by an 11.2% increase in unit sales versus the prior year. The decrease in the average selling price per unit was due mainly to a shift in the sale of certain vehicles received from trade-ins from wholesale channels to more profitable internet and retail channels. Wholesale revenue increased $0.6 million, or 9.6%, from $6.0 million to $6.6 million.

     Finance & Insurance Revenues

     Finance and insurance revenues increased $0.4 million, or 25.0%, from $1.5 million to $1.9 million. This increase was due principally to an overall increase in new and used retail vehicle volume and increased finance and insurance product sales penetration.

     Service & Parts Revenues

     Service and parts revenues increased $1.3 million, or 5.7%, from $23.2 million to $24.6 million. The increase is due primarily to increased utilization of our facilities and productivity enhancements.

     Gross Profit

     Gross profit increased $1.3 million, or 5.8%, from $22.9 million to $24.2 million. The increase in gross profit is due primarily to the increase in finance and insurance revenues and service and parts revenues. Gross profit as a percentage of revenues increased from 14.2% to 14.9%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and higher-margin service and parts revenues as a percentage of total revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.0 million, or 5.7%, from $17.5 million to $18.5 million. Such expenses increased as a percentage of total revenue from 10.9% to 11.4%, and remained consistent as a percentage of gross profit at 76.3%. The aggregate increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased retail gross profit.

     Interest Expense

     Floor plan interest expense was consistent with the prior year. Other interest expense decreased $0.4 million, or 33.7%, from $1.1 million to $0.7 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues

     Total revenues increased $2.2 million, or 1.4%, from $158.8 million to $161.0 million.

     New vehicle retail revenues decreased $5.4 million, or 5.0%, from $108.1 million to $102.7 million. The decrease in new vehicle retail revenues was due primarily to the sale of the Company’s Volkswagen franchise in November 2001, which resulted in a $10.2 million comparative decline in new vehicle retail revenues, offset somewhat by a $900 increase in the average selling price per new unit retailed.

     Used vehicle retail revenues increased $5.1 million, or 22.7%, from $22.4 million to $27.5 million. The increase in used vehicle retail revenues was due primarily to a 38.4% increase in unit sales versus the prior year, offset somewhat by a $1,400 decrease in the average selling price per used unit retailed and the sale of the Company’s Volkswagen franchise in November 2001, which resulted in a $1.8 million comparative decline in used vehicle retail revenues.

     Finance & Insurance Revenues

     Finance and insurance revenues increased $0.2 million, or 11.6%, from $1.3 million to $1.5 million. This increase was due principally to the increase in used retail vehicle volume and increased finance and insurance product sales penetration offset somewhat by the sale of the Company’s Volkswagen franchise in November 2001, which resulted in a $0.3 million comparative decline in finance & insurance revenues.

     Service & Parts Revenues

     Service and parts revenues increased $2.3 million, or 10.9%, from $20.9 million to $23.2 million due to increased utilization of our facilities, offset somewhat by the sale of the Company’s Volkswagen franchise in November 2001, which resulted in a $1.5 million comparative decline in service and parts revenues.

     Gross Profit

     Gross profit increased $1.2 million, or 5.3%, from $21.8 million to $22.9 million. The increase in gross profit is due primarily to the increase in used retail unit sales, the increase in finance and insurance revenues and the increase in service and parts revenues. Gross profit as a percentage of revenues increased from 13.7% to 14.2%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and increased higher-margin service and parts revenues as a percentage of total revenues.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $0.9 million, or 5.7%, from $16.6 million to $17.5 million. Such expenses increased as a percentage of total revenue from 10.4% to 10.9%, and increased as a percentage of gross profit from 76.1% to 76.3%. The aggregate increase in selling, general and administrative expenses is due principally to increased advertising and personnel related costs.

Interest Expense

     Floor plan interest expense decreased $0.5 million, or 45.5%, from $1.1 million to $0.6 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2002 and a decrease in inventory primarily as a result of the sale of the Company’s Volkswagen franchise in November 2001. Other interest expense was consistent with the prior year.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the Company in the event cash flow from operations is not sufficient to fund working capital requirements and the Company is not able to raise capital through the issuance of additional debt at commercially reasonable rates.

          We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $23.9 million as of December 31, 2003.

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

          UAG has issued $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

          During 2003, net cash provided by operations amounted to $4.6 million. Net cash used in investing activities during 2003 totaled $1.1 million, which relates to capital expenditures incurred in connection with maintaining our sales and service facilities. Net cash used in financing activities during 2003 totaled $3.3 million, consisting solely of distributions to members.

          We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue acquisitions or initiate incremental facility construction or renovation projects, we may need to raise additional capital. There is no assurance that we would be able to access capital or increase our borrowing capabilities on terms acceptable to us, if at all.

Contractual Payment Obligations

     The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events could cause actual payments to differ significantly from these amounts. See “ — Forward-Looking Statements.”

	Payments due in
(in millions)	Total	2004	2005	2006	2007	2008	Thereafter
Floorplan Notes Payable (A)	$23.9	$23.9	$—	$—	$—	$—	$—
Long-Term Debt (B)	21.4	—	21.4	—	—	—	—
Operating Lease Commitments	9.5	2.0	1.8	1.2	1.2	1.2	2.2

	$54.8	$25.9	$23.1	$1.2	$1.2	$1.2	$2.2

(A) Floor plan notes payable are revolving financing arrangements. Payments are generally made as the individual vehicles are sold

(B) Due to UGA

          We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt to UAG; UAG expects to be able to refinance such instruments as they expire in the normal course of business.

Commitments and contingencies

          From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Seasonality

          Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealership experiences relatively modest seasonal fluctuations.

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

Forward Looking Statements

     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Interest Rates. We are exposed to market risk from changes in the interest rates on our floor plan financing arrangements and our debt to UAG. Outstanding balances under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2003, a 100 basis point change in interest rates would result in an approximate $0.3 million change to our annual floor plan interest expense. Based on the amount outstanding as of December 31, 2003 a 100 basis point change in the interest rate on the debt to UAG would result in an approximate $0.2 million change to our annual interest expense.

         In common with other automotive retailers, we purchase our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories U.S. Dollars, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

         See the financial statements listed in the accompanying Index to Financial Statements for the information required by this item.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Omitted pursuant to the Instruction.

Item 11. Executive Compensation

     Omitted pursuant to the Instruction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted pursuant to the Instruction.

Item 13. Certain Relationships and Related Transactions

     Omitted pursuant to the Instruction.

Item 14. Principal Accountant Fees and Services

     Deloitte & Touche LLP will audit our financial statements for 2004 and perform other services. We paid Deloitte & Touche the following fees for the enumerated services in 2003, all of which services were approved by the audit committee of UAG (the “Audit Committee”).

   Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche in connection with their audit of our financial statements, reviews of the condensed financial statements included in our quarterly reports on Form 10-Q and other services normally provided in connection with statutory or regulatory engagements for 2003 and 2002, were approximately $35,000 and $83,900, respectively. There were no audit-related, tax or other fees for services rendered by Deloitte & Touche during 2003 and 2002.

   The Audit Committee has considered the nature of the above-listed services provided by Deloitte & Touche LLP and determined that they are compatible with their provision of independent audit services. The Audit Committee has discussed these services with Deloitte & Touche and management to determine that they are permitted under the Code of Professional Conduct of the American Institute of Certified Public Accountants and the auditor independence requirements of the Securities and Exchange Commission.

   Pre-approval Policy. The Audit Committee has adopted a policy requiring pre-approval of audit and non-audit services provided by the independent auditors. The primary purpose of this policy is to ensure the engagement of public accountants to only provide audit and non-audit services that are compatible with maintaining independence. The Audit Committee is required to pre-approve all services performed for us by our independent auditors and the related fees for such services. The Audit Committee must also approve fees incurred for pre-approved services that are in excess of the approved amount prior to payment, except as provided below. The Company’s independent auditors are prohibited from performing any service prohibited by applicable law.

   Pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. Engagement of the independent auditors and their fees for the annual audit must be approved by the entire Audit Committee. The Chairman of the Audit Committee may independently approve services if the estimated fee for the service is less than 10% of the total estimated audit fee, or if the excess fees for pre-approved services are less than 20% of the approved fees for that service; provided, however, that no such pre-approval may be granted with respect to any service prohibited by applicable law or that otherwise appears reasonably likely to compromise the independent auditor’s independence. Any pre-approval granted pursuant to this delegation of authority will be reviewed with the Audit Committee at its next regularly scheduled meeting. Non-audit services for which the estimated fee is greater than 10% of the audit fee must be approved by the entire Committee before commencement of the service.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K — None.

     (c) Exhibits

3.1	Certificate of Formation dated July 11, 2000(incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

3.2	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.1	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.3	Form of Audi Dealer Sales and Service Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.4	Form of Mercedes-Benz USA, LLC Passenger and Car Retailer Agreement, including Standard Provisions

(incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.5	Form of Mercedes-Benz USA, LLC Light Truck Retailer Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.6	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.7	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the Guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.8	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Connecticut I, LLC) (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (d) Schedules — None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2004.

UAG CONNECTICUT I, LLC

By:	/s/ ROGER S. PENSKE, JR.

Chairman of the Board

Signature	Title	Date
/s/ ROGER S. PENSKE, JR.	Chairman of the Board and Director	March 30, 2004
(Principal Executive Officer)
Roger S. Penske, Jr.

/s/ THOMAS E. SCHMITT	Secretary and Treasurer	March 30, 2004
(Principal Accounting Officer)
Thomas E. Schmitt

/s/ JAMES R. DAVIDSON	Director	March 30, 2004

James R. Davidson

/s/ ROBERT H. KURNICK, JR.	Director	March 30, 2004

Robert H. Kurnick, Jr.

	Director	March 30, 2004

Richard S. Koppelman

INDEX TO FINANCIAL STATEMENTS

UAG CONNECTICUT I, LLC
As of December 31, 2003 and 2002 and for the years ended
December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Members
UAG Connecticut I, LLC

     We have audited the accompanying balance sheets of UAG Connecticut I, LLC, Inc. (the “Company”), as of December 31, 2003 and 2002 and the related statements of operations, members’ capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to statement of financial accounting standards No. 142.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2004

UAG CONNECTICUT I, LLC

BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$644	$454
Accounts receivable, net	5,821	6,072
Inventories	25,331	30,307
Other current assets	14	6

Total current assets	31,810	36,839
Property and equipment, net	3,587	2,922
Goodwill	20,738	20,738
Other assets	302	1

Total Assets	$56,437	$60,500

LIABILITIES AND MEMBERS’ CAPITAL
Floor plan notes payable	$23,929	$30,492
Accounts payable	1,946	1,115
Accrued expenses	4,002	3,455

Total current liabilities	29,877	35,062
Long-term debt	21,361	21,361
Other long-term liabilities	21	14

Total Liabilities	51,259	56,437

Commitments and contingent liabilities
Members’ Capital	5,178	4,063

Total Liabilities and Members’ Capital	$56,437	$60,500

See Notes to Financial Statements.

UAG CONNECTICUT I, LLC

STATEMENTS OF INCOME
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
New vehicle sales	$103,277	$102,728	$108,078
Used vehicle sales	25,914	27,516	22,419
Finance and insurance	1,867	1,493	1,339
Service and parts	24,553	23,224	20,948
Wholesale vehicle sales	6,589	6,014	6,037

Total revenues	162,200	160,975	158,821
Cost of sales	137,965	138,060	137,068

Gross profit	24,235	22,915	21,753
Selling, general and administrative expenses	18,490	17,495	16,553

Operating income	5,745	5,420	5,200
Floor plan interest expense	(650)	(605)	(1,110)
Other interest expense	(708)	(1,068)	(1,084)

Net income	$4,387	$3,747	$3,006

See Notes to Financial Statements.

UAG CONNECTICUT I, LLC

STATEMENT OF MEMBERS’ CAPITAL
(In thousands, except share data)

Members’
Capital
Balance, December 31, 2000	5,429
Distributions	(3,613)
Net income	3,006

Balance, December 31, 2001	4,822
Distributions	(4,506)
Net income	3,747

Balance, December 31, 2002	4,063
Distributions	(3,272)
Net income	4,387

Balance, December 31, 2003	$5,178

See Notes to Financial Statements

UAG CONNECTICUT I, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Operating Activities:
Net income	$4,387	$3,747	$3,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	336	746
Changes in operating assets and liabilities:
Accounts receivable	251	560	(3,736)
Inventories	4,976	(5,391)	(4,378)
Floor plan notes payable	(6,563)	4,368	10,488
Accounts payable and accrued expenses	1,377	1,334	567
Other	(301)	(17)	74

Net cash provided by operating activities	4,572	4,937	6,767

Investing Activities:
Purchase of equipment and improvements	(1,110)	(21)	(3,110)

Financing Activities:
Distributions	(3,272)	(4,506)	(3,613)

Net change in cash and cash equivalents	190	410	44
Cash and cash equivalents, beginning of period	454	44	—

Cash and cash equivalents, end of period	$644	$454	$44

See Notes to Financial Statements

UAG CONNECTICUT I, LLC

NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)

1. Organization and Summary of Significant Accounting Policies

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

     UAG Connecticut I, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interests in the Company are held by Noto Holdings, LLC, an entity controlled by one of UAG's directors. UAG Connecticut I is operated pursuant to an operating agreement (the “Operating Agreement”) between UAG and Noto Holdings, LLC.

     Basis of Presentation

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

     Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. The carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

     Contracts in Transit

     Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s balance sheets, amounted to $2,476 and $2,801 as of December 31, 2003 and 2002, respectively.

     Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 5 and 10 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

     Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

     Income Taxes

     UAG Connecticut I is not an income tax paying entity. Income taxes are the responsibility of UAG Connecticut I’s members.

     Goodwill

     Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occurred. If the carrying amount is determined to exceed its fair value, an impairment loss is recognized. Prior to January 1, 2002, goodwill was amortized on a straight line basis over periods not exceeding 40 years. Amortization expense for 2001 was $534.

     Impairment of Long-Lived Assets

     The carrying value of long-lived assets is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the fair value of the impaired assets or an estimate of fair value based on discounted cash flows.

     Revenue Recognition

Vehicle, Parts and Service Sales

  The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

  The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimate of chargeback experience is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

     Defined Contribution Plan

     UAG sponsors a defined contribution plan covering a significant majority of the Company’s employees. Company contributions to the plan are based on the level of compensation and contribution by plan participants. The Company incurred expense of $100, $92, and $28 relating to such plan during the years ended December 31, 2003, 2002 and 2001, respectively.

     Advertising

     Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred advertising costs of $1,264, $1,148, and $1,027 during the years ended December 31, 2003, 2002, and 2001, respectively.

     New Accounting Pronouncements

   Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial position, result of operations or cash flows.

   SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position, result of operations or cash flows.

   FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. The Company does not expect FIN 46 to have a material impact on its consolidated financial position, result of operations or cash flows.

2. Inventories

     Inventories consisted of the following:

	December 31,
	2003	2002
New vehicles	$20,455	$25,165
Used vehicles	3,275	3,652
Parts, accessories and other	1,601	1,490

Total inventories	$25,331	$30,307

3. Property and Equipment

     Property and equipment consisted of the following:

	December 31,
	2003	2002
Leasehold improvements	$2,234	$1,547
Furniture, fixtures and equipment	2,201	1,812

Total	4,435	3,359
Less: Accumulated depreciation and amortization	848	437

Property and equipment, net	$3,587	$2,922

  Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $445, $336, and $212, respectively.

4. Floor Plan Notes Payable

     The Company currently finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with DaimlerChrysler Services North America LLC. Such floor plan financing agreements are guaranteed by UAG. Prior to its acquisition by UAG, the Company financed the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing agreements with a bank. Under the terms of its current floor plan financing agreements, the Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements as of December 31, 2003 and 2002 were $23,929, and $30,492, respectively. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealerships, and require repayment after a vehicle’s sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

5. Operating Lease Obligations

     The Company leases its dealership facilities under non-cancelable operating lease agreements with expiration dates through 2011. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

2004	$1,983
2005	1,778
2006	1,163
2007	1,163
2008	1,163
2009 and thereafter	2,220

$9,470

     Rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to $2,427, $2,301, and $1,935, respectively.

6. Long-Term Debt

     Long-term debt represents the debt incurred by UAG in connection with its acquisition of the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.23% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation that provides UAG with revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. UAG’s credit agreement is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets not pledged as security under the floor plan arrangements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

7. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $435, $435 and $255 were charged to the Company by UAG or its affiliates for the years ended December 31, 2003, 2002 and 2001, respectively.

     In April 2003, Noto Holdings, LLC (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in UAG Connecticut I, which entitles the investor to 20% of the operating profits of UAG Connecticut I. In addition, the investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to Automotive Group Realty, LLC (“AGR”), the landlord of the facility at which the dealerships operate and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I.

8. Disposition

     In November 2001 the Company sold substantially all of the assets of a Volkswagen operation, including the franchise right to the Volkswagen product line, to an unaffiliated third party. Total revenues for the year ended December 31, 2001 were $14,500.

9. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on its results of operations, financial condition or cash flows.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Formation dated July 11, 2000(incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

3.2	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.1	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.3	Form of Audi Dealer Sales and Service Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.4	Form of Mercedes-Benz USA, LLC Passenger and Car Retailer Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.5	Form of Mercedes-Benz USA, LLC Light Truck Retailer Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.6	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.7	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the Guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.8	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of UAG Connecticut I, LLC) (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002